Form 10-Q
period 2014-06-30
Instride Inc
filed 2014-08-14
CIK 1592365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Shares of Common Stock, $0.0035 par value
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 30, 2014, there were 2,544,000 shares of the Registrant's common stock issued and outstanding.

INSTRIDE INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash	$30,177	$18,407
Total Assets	$30,177	$18,407
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$3,414	$7,755
Total Liabilities	3,414	7,755
Shareholders’ Equity
Common shares, $0.0035 par value, 250,000,000 shares authorized;
2,544,000 and 2,400,000 shares issued and outstanding as of June
30,2014 and December 31,2013, respectively	8,904	8,400
Additional paid-in capital	58,296	22,800
Deficit accumulated during the development stage	(40,437)	(20,548)
Total shareholders’ equity	26,763	10,652
Total liabilities and shareholders' equity	$30,177	$18,407

The accompanying notes should be read in conjunction with the condensed financial statements

INSTRIDE INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended		For the period from December 23, 2011 (inception) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Revenue	$-	$-	$-	$-	$-
General and administrative
expenses	(12,076)	-	(19,889)	-	(40,437)
Loss from operation	(12,076)	-	(19,889)	-	(40,437)
Net loss for the period	$(12,076)	$-	$(19,889)	$-	$(40,437)

Net loss per share - Basic and diluted	$(0.005)	$-	$(0.008)	$-
Weighted average shares outstanding Basic and diluted	2,472,000	-	2,436,000	-

The accompanying notes should be read in conjunction with the condensed financial statement

INSTRIDE INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended		For the period from December 23, 2011 (inception) to
	June 30, 2014	June 30, 2013	June 30, 2014
Cash flows from operating activities:
Net loss for the period	$(19,889)	$-	$(40,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accrued expenses	(4,341)	-	3,414
Cash used in operating activities	(24,230)	-	(37,023)

Cash flows from financing activities:
Proceeds from issuance of common shares	36,000	-	67,200
Net cash provided by financing activities	36,000	-	67,200

Net increase in cash	11,770	-	30,177
Beginning of period	18,407	-	-
End of period	$30,177	$-	$30,177

Supplemental disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes should be read in conjunction with the condensed financial statements

INSTRIDE INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in a development stage, has not generated any revenues since inception and has sustained a net loss of $40,437 for the period ended June 30, 2014. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. Management intends to raise additional funds through public or private placement offerings, and related party loans. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - EQUITY

Issuance of Common Shares

During May 2014, The Company issued 144,000 common shares to new shareholders in consideration for $36,000, pursuant to the registration statement filed under Form S-1/A of the Securities Act of 1933.

INSTRIDE INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENT

In June 2014, the FASB issued ASU No. 2014-10, Development stage entities (Topic 915): the amendments in this update remove the definition of a development stage entity from the master glossary of the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities. For public entities, the amendments related to the elimination of inception-to-date information and the other remaining disclosures will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities should be applied retrospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company expects to adopt ASU 2014-10 in the near future and does not expect this adoption to have a material impact on its financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Instride Inc. (“ISI, “we”, “the Company”) was incorporated in the State of Delaware as a for-profit Company on December 23, 2011 and established a fiscal year end of December 31. We are a development-stage Company that is committed to provide on our website solutions for amateur and professional runners both inside and outside of the United States, starting in Israel, by developing a website mainly that provides tips and advertising for products and services which enable runners and fitness enthusiasts to determine when and where to purchase new running equipment. The site will be advantageous to manufacturers, distributers and sports enthusiasts. We have begun limited operations in that our officers and directors have begun conceptual work on the web site’s content as well as the graphic design for the web site. We have also worked on our business plan.

We are a development stage company. We intend that our core focus will be to provide our customers with an authentic online sporting goods retailer by offering fitness tips for the sports enthusiast, data as to purchasing running equipment and if we succeed to enter into licensing agreements with manufacturers, to provide a broad selection of high quality, competitively-priced sporting goods equipment, apparel and footwear that enhances our customers’ performance and enjoyment of their sports activities. We believe our “fitness advisers-within-a-store” concept will create a unique shopping environment by combining convenience, broad assortment and competitive prices and the customer service of a specialty store. We believe this combination will differentiate us from our competitors and position us as a destination website for a wide range of weekend warriors and will appeal to a broad customer segment from the beginner to the sports enthusiast.

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

Our registration went live on March 12, 2014. In May 2014, our officers sold a total of 144,000 shares of stock to shareholders at the Registration price of $0.25 per share raising $36,000.

From inception through June 30, 2014, our business operations have primarily been focused on developing our business and researching the market. From inception (December 23, 2011) through June 30, 2014 the Company has sustained a net loss of $40,437 related to corporate operations, registration of our shares and ordinary business expenses. We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our directors and officers.

On December 25, 2011, the Corporation issued 2,400,000 shares of common stock to its sole director, for total consideration of $31,200, for initial capital (stock subscription receivable). The proceeds from this stock issuance were received on September 27, 2013.

As of the date of this periodic report, we have not yet fully implemented our business plan.

To be successful, our company needs to accomplish the steps described above and in the business section of our registration statement that went effective in March 2014, in order to have a better understanding of the Market and then establish our Marketing strategies. Our company believes that the success of our business relies on the proper execution of its plan of operation.

Results of Operations

For the three month period ended June 30, 2014, we had no revenue. Expenses for the period totaled $12,076. For the six month period ending June 30, 2014, we had no revenue and total expenses of $19,889. Since inception (December 23, 2011) through June 30, 2014 we have had no revenue and total expenses of $40,437.

The expenses for the three month period ended June 30, 2014 are associated with professional services.

Capital Resources and Liquidity

As of June 30, 2014 we have total assets in the form of cash in the amount $30,177 and current liabilities in the amount of $3,414.

With respect to the December 31, 2013 audited financial statements, our auditors have issued an emphasis of matter regarding “going concern”, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from our intended offering and implemented our plan of operations. Our only source for cash at this time is investments by others in our effective registration statement. We must raise additional cash to implement our strategy and stay in business. In the event of the failure to complete our financing we would need to seek capital from other resources such as debt financing, which may not even be available to us.

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

As of June 30, 2014, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dina Yafe

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dina Yafe

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
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

INSTRIDE INC.

Dated: August 14, 2014	By:	/s/ Dina Yafe
	Name:	Dina Yafe
	Title:	President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)