Form 10-Q
period 2014-09-30
Instride Inc
filed 2014-11-13
CIK 1592365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 30, 2014, there were 2,544,000 shares of the Registrant's common stock issued and outstanding.

INSTRIDE INC.

(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current Assets:
Cash	$21,080	$18,407
Total Assets	$21,080	$18,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$2,644	$7,755
Total Liabilities	2,644	7,755

Shareholders’ Equity
Common shares, $0.0035 par value, 250,000,000 shares authorized; 2,544,000 and 2,400,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	8,904	8,400
Additional paid-in capital	58,296	22,800
Deficit accumulated during the development stage	(48,764)	(20,548)
Total shareholders’ equity	18,436	10,652
Total liabilities and shareholders' equity	$21,080	$18,407

The accompanying notes should be read in conjunction with the condensed financial statements

INSTRIDE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$-	$-	$-	$-
General and administrative expenses	(8,327)	-	(28,216)	-
Loss from operation	(8,327)	-	(28,216)	-
Net loss for the period	$(8,327)	$-	$(28,216)	$-

Net loss per share -
Basic and diluted	$(0.003)	$-	$(0.01)	$-
Weighted average shares outstanding Basic and diluted	2,544,000	-	2,472,000	-

The accompanying notes should be read in conjunction with the condensed financial statement

INSTRIDE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss for the period	$(28,216)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accrued expenses	(5,111)	-
Cash used in operating activities	(33,327)	-

Cash flows from financing activities:
Proceeds from issuance of common shares	36,000	-
Net cash provided by financing activities	36,000	-

Net increase in cash	2,673	-
Beginning of period	18,407	-
End of period	$21,080	$-

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in a development stage, has not generated any revenues since inception and has sustained a net loss of $48,764 for the period ended September 30, 2014. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. Management intends to raise additional funds through public or private placement offerings, and related party loans. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: the amendment provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early application is permitted. The Company expected to adopt ASU 2014-15 in the near future and does not expect this adoption to have a material impact on its financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to September 30, 2014. As used herein, the "Company," “Instride,” "we," "us," "our" and words of similar meaning refer to Instride Inc.

Instride Inc. (“ISI, “we”, “the Company”) was incorporated in the State of Delaware as a for-profit Company on December 23, 2011 and established a fiscal year end of December 31. We are committed to provide on our website solutions for amateur and professional runners both inside and outside of the United States, starting in Israel, by developing a website mainly that provides tips and advertising for products and services which enable runners and fitness enthusiasts to determine when and where to purchase new running equipment. The site will be advantageous to manufacturers, distributers and sports enthusiasts. Our officers and directors have begun conceptual work on our website and have begun to approach potential advertisers, product distributors and customers for our site. We have also worked on our business plan.

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

At present, while we have commended discussions, we have no arrangements in place with any of the companies to supply, manufacture or distribution of such products. Nor do we have any agreements in place with any marketing specialist or other companies with whom will want to have an agreement.

Our registration went live on March 12, 2014. In May 2014, our officers sold a total of 144,000 shares of stock to shareholders at the Registration price of $0.25 per share raising $36,000.

At this time, we have no revenue and no significant assets. From inception (December 23, 2011) through September 30, 2014, our business operations have primarily been focused on developing our business and researching the market. In the last quarter, we have begun discussions with potential advertisers, distributors and uses of our web site. From inception through September 30, 2014 the Company has sustained a net loss of $48,764 related to corporate operations, registration of our shares and ordinary business expenses. All cash currently held by us is the result of the sale of common stock to our directors and officers and sales of common stock in May 2014 pursuant to our registration.

On December 25, 2011, the Corporation issued 2,400,000 shares of common stock to its sole director, for total consideration of $31,200. The proceeds from this share issuance were received on September 27, 2013. In May 2014, our officers sold a total of 144,000 shares of stock to shareholders at the Registration price of $0.25 per share raising $36,000.

As of the date of this periodic report, we have not yet fully implemented our business plan.

To be successful, our company needs to accomplish the steps described above and in the business section of our registration statement that went effective in March 2014, in order to establish our Market and implement our Marketing strategies. Our company believes that the success of our business relies on the proper execution of its plan of operation and turning our discussions with potential advertisers, users and distributors into buyers.

Results of Operations

For the three month period ended September, 2014, we had no revenue and a net loss of $8,327. For the nine month period ended September 30, 2014, we had no revenue and a net loss of $28,216. Since inception (December 23, 2011) through September 30, 2014 we have had no revenue and a net loss of $48,764.

The expenses for the nine month period ended September 30, 2014 are largely associated with consulting fees and professional services.

Capital Resources and Liquidity

As of September 30, 2014 we had total assets in the form of cash in the amount of $21,080 and current liabilities in the amount of $2,644.

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

The Company’s sole Officer and Director, Ms. Dina Yafe has indicated at this time that she may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this intent. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

As of the date of the filing of this quarterly report, we believe that there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014 from our accounting policies as reported in our Annual Report on Form S-1/A for the year ended December 31, 2013

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2014, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

INSTRIDE INC.

Dated: November 13, 2014	By:	/s/ Dina Yafe
	Name:	Dina Yafe
	Title:	President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)

