Form 10-Q/A
period 2014-09-30
Instride Inc
filed 2014-12-04
CIK 1592365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

Amendment No. 1

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

INSTRIDE INC.

BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
		Audited
ASSETS
Current Assets:
Cash	$21,080	$18,407
Total Assets	21,080	18,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	2,644	7,755
Total Liabilities	2,644	7,755

Shareholders’ Equity
Common shares, $0.0035 par value, 250,000,000 shares authorized; 2,544,000 and 2,400,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	8,904	8,400
Additional paid-in capital	58,296	22,800
Accumulated loss	(48,764)	(20,548)
Total Shareholders’ Equity	18,436	10,652
Total Liabilities and Shareholders' Equity	$21,080	$18,407

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

The accompanying notes should be read in conjunction with the condensed financial statements

INSTRIDE INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss for the period	$(28,216)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accrued expenses	(5,111)	-
Cash used in operating activities	(33,327)	-

Cash flows from financing activities:
Proceeds from issuance of common shares	36,000	-
Net cash provided by financing activities	36,000	-

Net increase in cash	2,673	-
Beginning of period	18,407	-
End of period	$21,080	$-

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The Company began limited business operations including but not limited to initial development of website, capital raising and identifying of potential advertisers, product distributors and customers . The Company has not generated any revenue to date and there is no assurance that the Company will be able to generate product revenue or to achieve profitability.

The Company is subjected to a number of risks factors, including, but not limited to, the need to obtain adequate additional funding, creation of successful cooperation with potential manufacturers to offer competitively-priced sporting goods equipment , the development of competitors and to successfully commercialize the Company’s offered products and services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions of Form 10-Q and Article 10-01 of Regulations S-X of the U.S Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The accompanying unaudited condensed financial statements and the related notes should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form S-1/A for the year ended December 31, 2013.

The Company’s accounting policies are described in the notes in its Annual Report on Form S-1/A, and updated, as necessary, in this Quarterly Report on Form 10-Q. The Company elected to early adopt the provisions of ASU No. 2014-10 as permitted (please see in note 5 in this report), for the fiscal quarter ended September 30, 2014

Use of Estimates

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

INSTRIDE INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in a development stage, has not generated any revenues since inception and has sustained an accumulated loss of $48,764 for the period ended September 30, 2014. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. Management intends to raise additional funds through public or private placement offerings, and related party loans. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - EQUITY

Issuance of Common Shares

During May 2014, The Company issued 144,000 common shares to new shareholders in consideration for $36,000, pursuant to the registration statement filed under Form S-1/A of the Securities Act of 1933.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU No. 2014-10, Development stage entities (Topic 915): the amendments in this update remove the definition of a development stage entity from the master glossary of the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities. For public entities, the amendments related to the elimination of inception-to-date information and clarify how entities should disclosure the risks and uncertainties related to their activities . The amendments will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities should be applied retrospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company elected to early adopt the provisions of ASU No. 2014-10 as permitted, for the fiscal quarter ended September 30, 2014 . The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage. The adoption of ASU 2014-10 has no impact on the Company's financial position , results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: the amendment provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early application is permitted. The Company expected to adopt ASU 2014-15 in the near future and does not expect this adoption to have a material impact on its financial position, results of operations and cash flows.

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

INSTRIDE INC.

Dated: December 3, 2014	By:	/s/ Dina Yafe
	Name:	Dina Yafe
	Title:	President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)

