Form 10-K
period 2014-12-31
Instride Inc
filed 2015-03-31
CIK 1592365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-192585

INSTRIDE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	71-1053548
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

7950 NW 53rd Street, Suite 337 Miami, Florida	33136
(Address of principal executive offices)	(Zip Code)

(786) 228-5808
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $36,000 based upon the price of our common stock as sold by us pursuant to our registration statement on Form S-1, which was $0.25 per share. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 2,400,00 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2015, there were 2,544,000 common shares issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development of sports nutritional supplements;
•	risks related to our ability to continue to fund research and development costs;
•	risks related to conducting business internationally;
•	risks related to our ability to successfully develop our commercial products,
•	risks related to tax assessments; and
•	other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "Instride," and “Issuer” mean Instride Inc. unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

On December 23, 2011, we were incorporated in the State of Delaware and established a fiscal year end of December 31. The objective of this corporation is to distribute sports nutritional supplements, especially in ring form capable of being worn during exercise, including initially in Israel.

Executive Summary

We are a Company that is committed to provide on our website solutions for amateur and professional runners both inside and outside of the United States, starting in Israel, by developing a website mainly that provides tips and advertising for products and services which enable runners and fitness enthusiasts to determine when and where to purchase new running equipment. The site will be advantageous to manufacturers, distributers and sports enthusiasts. We have begun limited operations in that we have begun work on the web site’s content as well as the graphic design for the web site. We have also worked on our business plan.

We still believe that Instride will also attract runners and individuals who want to know why a certain type of running equipment is best suited for them.

We continue to believe our “fitness advisers-within-a-store” concept will create a unique shopping environment by combining convenience, broad assortment and competitive prices and the customer service of a specialty store. We believe this combination will differentiate us from our competitors and position us as a destination website for a wide range of weekend warriors and will appeal to a broad customer segment from the beginner to the sports enthusiast.

We continue to believe that our website will provide a distinctive and exciting shopping experience by offering our customers the convenience of numerous specialty stores for sports enthusiasts under one roof while delivering the product assortment of a large format store. We believe that being an interactive site will differentiate us from our competitors. We will have an interactive “Adviser-Within-A-Store.” We expect that our website will contain five fitness areas. We seek to create a distinct look and feel for each link to heighten the customer’s interest in the products offered. We envision a site which will entice runners interested in such activity for (i) better fitness; (ii) a footwear center, featuring opinions as to the latest running shoes and answers to questions to what kind of running for what kind of foot; (iii) an apparel link, designed to sell and advise on running apparel; and (iv) other related athletic equipment. We anticipate that the web site will contain answers and references for most inquiries. However, for those customers with questions, the web site will handle on-line inquires through the use of consultants. The type of question will determine to whom the inquiry is directed. As we grow, we may consider hiring employees but not until there is sufficient revenue. We believe this merchandising approach will create customer loyalty from our customers who seek genuine advisers to assist them and ultimately will position us with advantages in a market which we believe will continue to benefit from new interactive sports sites with enhanced technological features.

We also intend to sponsor tournaments and amateur competitive events in an effort to align ourselves with both the serious sports enthusiast and the community in general, but have not yet done so.

Marketing Plan

Since we continue to plan to initially target the market segment to ages 30 to 65, an age group which we believe has resources to continuously upgrade their fitness equipment, we believe that in addition to advertising at fitness events, the internet will play an important marketing vehicle for us. Bearing this in mind, our plan consists of:

Most sports footwear manufacturers (such as Nike, New Balance, Asics) have significant a web presence. However, there is no one internet location where an individual can input their foot type, the kind of running they do and their preferred styles and come up with recommendations across brands. We anticipate that our web site will be able to accomplish that. Bearing this in mind, our plan consists of advertising on line via:

Facebook (www.facebook.com): by creating a profile for amateur athlete discussing the benefits of using our services and products, we expect to join a community interested in fitness products. In this way, we can make our business known and attract more potential users to our services.

Twitter (www.twitter.com): by posting information about fitness products use while exercising or training, we intend to promote our business and attract more users to our website. Also, by encouraging our users to post opinions and suggestions about our fitness equipment we expect to raise interest to our business.

Also we plan to advertise on the website products and services related to weekend fitness events and to participate in expositions and forums.

Additionally, by working with general sports stores we hope to reach the casual athlete buying running footwear.

Description of Our Product

Our business will be based on the development of the website www.Instride-inc.com, from which we expect to attract customers who are interested in purchasing running shoes and related equipment.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark protection and/or copyright protection in Israel and other jurisdictions. We intend to aggressively assert our rights trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. However, we still need to verify certifications and possible government approvals needed to execute our business. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees and Employment Agreements

We have no paid staff. Dina Yafe remains our sole officer and director and is employed elsewhere and has the flexibility to work on Instride up to 15 hours per week.

There are no employment agreements in existence. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Our Officers and Directors will be responsible for the initial servicing. When the Company raises enough funds and resumes the work on its current Internet website template (www.Instride-inc.com ), it will hire an independent consultant for the further development and finalization of the site. The Company also intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K stockholders or prospective investors should carefully consider the following risk factors:

INVESTING IN THE COMPANY IS A HIGHLY SPECULATIVE INVESTMENT AND COULD RESULT IN THE ENTIRE LOSS OF YOUR INVESTMENT.

A purchase of the offered shares is highly speculative and involves significant risks. The shares should not be purchased by any person who cannot afford the loss of their entire investment. Our business objectives are new to this market as there is no other service provider of this type in the market, rather wholesale and retail providers of fitness equipment, and it is possible that we could be unable to satisfy our potential customers. The company’s shareholders may be unable to realize a substantial return on their purchase of the offered shares, or any return whatsoever, and may lose their entire investment. For this reason, each prospective purchaser of the offered shares should read this prospectus and all of its exhibits carefully and consult with their attorney, business and/or investment advisor.

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION REGARDING OUR COMPANY, THERE IS A RISK ASSOCIATED WITH INVESTING IN OUR BUSINESS.

Since our initial audit our auditors have issued a going concern opinion regarding our Company, as we do not have material assets, nor do we have operations or a source of revenues sufficient to cover our operational costs. The Company has a net operating loss accumulated since inception (December 23, 2011) through December 31, 2014 of $58,168. The Company will be dependent upon the raising of additional capital through placement of our common shares in order to implement its business operations.

There is no assurance that the Company will be successful in raising capital or operating its business with sufficient revenues in order to continue as a going concern. The principal officer of the Company has committed to limited assistance in advancing certain operating costs of the Company but there is no assurance that will continue.

The ability of the Company to continue is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty. The Company has funded its initial operations by funds paid for common shares issued to its initial shareholder and a subsequent sale pursuant to the Registration Statement.  As of December 31, 2014, the Company had issued a total 2,544,000 common shares for a total of $67,200.

We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

THE COMPANY’S MANAGEMENT COULD ISSUE ADDITIONAL SHARES, SINCE THE COMPANY HAS 250,000,000 AUTHORIZED SHARES, DILLUTING THE CURRENT SHARE HOLDERS’ EQUITY.

The company has 250,000,000 authorized shares, of which only 2,544,000 are currently issued and outstanding. The company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

IN THE EVENT THAT OUR SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERLY AFFECT THE PRICE AND LIQUIDITY OF OUR SHARES.

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

SINCE WE ARE IN A DEVELOPMENT STAGE, WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORSEEABLE FUTURE AND AS SUCH OUR SHAREHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR INVESTMENT UNLESS THEY SELL THEIR COMMON SHARES.

We do not anticipate paying dividends on our common shares in the near future, but plan rather to retain earnings, if any, for growth and expansion of our business.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.  There is no assurance that shareholders will be able to sell shares when desired.

WE ARE REGARDED AS A “SHELL COMPANY” UNDER RULE 12b-2 OF THE EXCHANGE ACT, SO RESALE OF OUR SHARES WILL NOT BE PERMITTED UNDER RULE 144(i) UNTIL 12 MONTHS AFTER THE COMPANY IS NO LONGER A SHELL COMPANY.

We are regarded as a shell company as defined by Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act defines a “shell company” as a registrant that has “nominal operations” and “assets consisting solely of cash and cash equivalents and nominal other assets.” Shell company status prevents any investor from reselling our shares under Rule 144(i) unless and until 12 months after we are no longer considered a shell company. We cannot predict when we may no longer be considered as a shell company. Investors may be unable to liquidate their investment under Rule 144(i) for an indefinite period of time.

SINCE WE HAVE NOT DEVELOPED OUR BUSINESS OR DEVELOPED A MARKET, WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORSEEABLE FUTURE AND AS SUCH OUR SHAREHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR INVESTMENT UNLESS THEY SELL THEIR COMMON SHARES SUBJECT TO THE SHELL COMPANY RULES

We do not anticipate paying dividends on our common shares in the near future, but plan rather to retain earnings, if any, for growth and expansion of our business. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them. There is no assurance that shareholders will be able to sell shares when desired and will subject to the shell company rules.

SINCE WE ANTICIPATE OPERATING EXPENSES WILL INCREASE PRIOR TO EARNING REVENUES, WE MAY NEVER ACHIEVE PROFITABILITY.

We anticipate increases in our operating expenses in order to create a market demand for our services, without realizing any revenues from our business activities. Within the next 12 months, we will have estimated costs of $100,000 to make our company operational and there is no history upon which to base any assumption as to the likelihood that we will prove successful in the amateur running market. We cannot provide investors with any assurance that we will ever commence operations; that our service will attract customers; that our service will generate any revenue, or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business will fail, which will result in the loss of your entire investment.

AS THE COMPANY’S SOLE OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES, SHE MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HER TIME TO THE COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR BUSINESS FAILURE.

Mrs. Yafe is our sole officer and director. She has other business interests and each currently devotes approximately 10-15 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to her which may result in periodic interruptions or suspensions of our business plan. If the demands of the Company’s business require the full business time of our sole Officer and Director, she is prepared to adjust her timetables to devote more time to the Company’s business. However, she may not be able to devote sufficient time to the management of the Company’s business, which may result in periodic interruptions in implementing the Company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

SINCE OUR OFFICER AND DIRECTOR RESIDES IN ISRAEL, THE COMPANY MAY FACE SOME DIFFICULTIES DEVELOPING ITS IMPORTING BUSINESS.

Since our management’s residence is in the city of Jerusalem, their ability to develop relationships with foreign manufactures of fitness products is limited. Due to this fact, all the contact with our possible suppliers and partners will not be in person and that can negatively affect the results of a partnership or business negotiation. If we cannot establish the proper relationship with our possible suppliers and partners, our business will fail, resulting in the total loss of our shareholders investments.

WE MAY NOT BE ABLE TO FIND SUITABLE SUPPLIERS AND CLOSE PARTNERSHIPS REQUIRED FOR OUR BUSINESS TO WORK.

An important part of our business concept and of revenue generation will rely on our ability to select and retain fitness suppliers. If we are unable to find suitable suppliers and we do not have the ability to have profitable partnerships with them, our operation would be affected. Therefore, our operation, revenue and financial success could be severely affected, resulting in the suspension of our operation or the cession of it completely.

BECAUSE OUR MANAGEMENT IS INEXPERIENCED IN OPERATING A FITNESS DISTRIBUTION NETWORK, OUR BUSINESS PLAN MAY FAIL.

Our management does not have any specific training in running a business for distributing and for selling fitness products. With no direct training or experience in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

THE COMPANY CURRENTLY HAS NO PRODUCTS OR SERVICES. WHEN WE DO HAVE PRODUCTS AND SERVICES OUR NAME WILL HAVE LITTLE, IF ANY, NAME RECOGNITION. AS A RESULT, WE MAY BE UNABLE TO GENERATE REVENUES, WHICH WILL REDUCE THE VALUE OF YOUR INVESTMENT.

Because we are a new company with no products or services and we have not conducted advertising, there is little or no recognition of our name. While we believe that running is a growing industry, consumers may search for products and services other than ours that have brand recognition in the market and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of your investment.

THE KEY PRODCUT(S) OF THE COMPANY WILL ALL BE PRODUCTS MANUFACTURED OR SUPPLIED BY A THIRD PARTY. WE HAVE NOT YET SIGNED ANY AGREEMENTS WITH SUCH THIRD PARTY MANUFACTURERS OR SUPPLIERS.

The key products that the Company intends to sell – running shoes and other equipment or supplies geared to the amateur runners market will all be manufactured and/or supplied by third parties. The Company has not signed any agreements with any third party manufacturer or supplier. There is no guarantee that any third party manufacturer or supplier will sign any such agreement with us. If we are unable to reach agreement with third party manufacturers or suppliers, the Company will be unable to earn a profit. If that happens, investors could lose all their investment.

THE COMPANY WILL RELY ON THE EXISTING DELIVERY STRUCTRERS OF OUR THIRD PARTY MANUFACURERS AND SUPPLIERS. IF SUCH THIRD PARTY MANUFACTURERS OR SUPPLIERS ARE UNABLE OR UNWILLING TO WORK WITH US, THE COMPANY WILL HAVE TO RETAIN AN OUTSIDE DELIVERY SERVICE.

Because the Company will rely on the existing delivery chain of its third party manufacturers and suppliers should such delivery chain fail for any reason, the Company will be required to retain an outside delivery company which will be likely be an unreimbursed expense. This addition al expense will hurt the Company ability to make a profit. If the Company is unable to make a profit, investors could lose all their investment.

ITEM 2. PROPERTIES

Our Principal Executive Offices

We have a mailing address at 7950 NW 53rd Street Suite 337, Miami, Florida 33166, our telephone is (786)228-5808. Except for the mail address and the use of a room at the premises of our President located at 30 Agasi St., Jerusalem for our operations in Israel, the Company does not own or rent any property. We expect that once our business is able to expand and we have the financial resources then we will seek additional rental locations for our operations, including in Israel.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common equity; however, we are currently engaging a market maker to file an application with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the OTC Bulletin Board.

Holders of our Common Shares

As of March 30, 2015, there were 36 registered shareholders holding 2,544,000 common shares issued and outstanding.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2014, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in the State of Delaware on December 23, 2011, as a for-profit company, and an established fiscal year of December 31. We have not yet generated or realized any revenues from business operations. Our auditor has issued a going concerned opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than our operations and our share sale pursuant to the registration statement in order to implement our marketing plan. In our management’s opinion, there is a market for a reasonably-priced sports nutritional supplements.

Our registration went live over a year ago.

From inception through December 31, 2014, our business operations have primarily been focused on developing our business and researching the market. Through December 31, 2014, we have spent $58,168 related to corporate operations, registration of our shares and ordinary business expenses. We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our directors and officers and sales pursuant to our public offering.

On December 25, 2011, the Corporation issued 2,400,000 common shares to the sole director the Corporation at a price of $0.0035 per share, for $31,200, for initial capital (stock subscription receivable) which was paid on September 23, 2013.

In May 2014, the Corporation issued 144,000 registered common shares according to our effective registration statement at a price of $0.25 per share, for $36,000.

As of the date of this periodic report, we have not yet fully implemented our business plan. but, we expect to generate revenue from our website solutions for amateur and professional runners both inside and outside of the United States, starting in Israel, by developing a website mainly that provides tips and advertising for products and services which enable runners and fitness enthusiasts to determine when and where to purchase new running equipment.

Results of Operations

For the year ended December 31, 2014, we had no revenues and total expenses of $37,620 compared to $20,548 in 2013.

The expenses are mostly associated with professional fees, start-up costs and filing fees.

Capital Resources and Liquidity

As of December 31, 2014 we had total assets in the form of cash in the amount of $20,657 and current liabilities in the amount of $11,625.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from our intended offering and implemented our plan of operations. Our only source for cash at this time is investments by others in our effective registration statement. We must raise additional cash to implement our strategy and stay in business. In the event of the failure to complete our financing we would need to seek capital from other resources such as debt financing, which may not even be available to us.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

We do not anticipate researching any further products or services other than the ones described in the business section above nor the purchase of any significant equipment.

The web site shall be put up by the Company and running and related equipment to be marketed shall be provided by our suppliers and partners. Our company believes that, due to the fact that we have not implemented our business plan and have not generated any revenues yet, it is important to keep the focus on our business plan before starting researching for new products and services, depending on the results of our plan of operation We also do not expect any significant additions to the number of employees, as the company intends to hire third party consultants when necessary.

The Company’s sole Officer and Director, Dina Yafe has indicated at this time that she may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INSTRIDE INC.

FINANCIAL STATEMENTS

As of December 31, 2014

In U.S. Dollars

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders' of

INSTRIDE INC.

We have audited the accompanying balance sheets of INSTRIDE INC. (the "Company") as of December 31, 2014 and 2013 and the related statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations, changes in equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not commenced material operations, has not generated any revenues and has sustained net losses since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Furthermore, as discussed in Note 2 to the financial statements, the Company has early adopted ASU No. 2014-10, removing the inception to date information and all references to development stage. The adoption of the update has no impact on the Company's financial position, results of operations and cash flows.

Tel Aviv, Israel	/s/ Ziv Haft
March 30, 2015	Ziv Haft
Certified Public Accountants (Isr.)
BDO Member Firm

INSTRIDE INC.

BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Current Assets:
Cash	$20,657	$18,407
Total Assets	20,657	18,407

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accrued expenses	11,625	7,755
Total Liabilities	11,625	7,755

Shareholders' Equity (Note 5)
Common shares, $0.0035 par value, 250,000,000 shares authorized; 2,544,000 and 2,400,000 shares issued and outstanding as of 2014 and 2013, respectively	8,904	8,400
Additional paid-in capital	58,296	22,800
Accumulated Loss	(58,168)	(20,548)
Total Shareholders' Equity	9,032	10,652
Total Liabilities and Shareholders' Equity	$20,657	$18,407

The accompanying notes should be read in conjunction with the financial statements

INSTRIDE INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Revenue	$-	$-
General and administrative expenses	(37,620)	(20,548)
Loss from operations	(37,620)	(20,548)
Net Loss	$(37,620)	$(20,548)

Loss per common share:
Net loss per share - Basic and diluted	$(0.015)	$(0.034)
Weighted average shares outstanding - Basic and diluted	2,490,000	600,000

The accompanying notes should be read in conjunction with the financial statements

F-4

INSTRIDE INC.

STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013

Net loss	$(37,620)	$(20,548)
Other comprehensive income	-	-
Total comprehensive loss	$(37,620)	$(20,548)

The accompanying notes should be read in conjunction with the financial statements

INSTRIDE INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common stock		Additional paid-in	Accumulated	Stock subscription	Total shareholders'
	Shares	Amount	capital	loss	receivable	equity

Balances at January 1, 2013	2,400,000	8,400	22,800	-	(31,200)	-
Payment of common shares subscription receivable	-	-	-	-	31,200	31,200
Net loss	-	-	-	(20,548)	-	(20,548)
Balances at December 31, 2013	2,400,000	8,400	22,800	(20,548)	-	10,652
Proceeds from issuance of common shares	144,000	504	35,496	-	-	36,000
Net loss	-	-	-	(37,620)	-	(37,620)
Balances at December 31, 2014	2,544,000	$8,904	$58,296	$(58,168)	$-	$9,032

The accompanying notes should be read in conjunction with the financial statements

INSTRIDE INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flow from operating activities:
Net loss	$(37,620)	$(20,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase accrued expenses	3,870	7,755
Net cash used in operating activities	(33,750)	(12,793)

Cash Flow from financing activities:
Proceeds with respect to issuances of common shares	36,000	31,200
Net cash provided by financing activities	36,000	31,200

Net increase in cash	2,250	18,407
Cash, at beginning of year	18,407	-
Cash, at end of year	$20,657	$18,407

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes should be read in conjunction with the financial statements

INSTRIDE INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and activities:

INSTRIDE INC. (the “Company”), was incorporated in Delaware on December 23, 2011. The Company has been considered a shell company. The Company was formed for the purpose of providing website solutions for amateur and professional runners outside of the United States, by developing a website mainly that provides tips and advertising for products and services which enable runners and fitness enthusiasts to determine when and where to purchase new running equipment. The Company has not commenced any material operations as of March 30, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The Company has early adopted ASU No. 2014-10, Development stage entities (Topic 915) which was issued by the FASB in June 2014. The amendments in this update remove the definition of a development stage entity from the master glossary of the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments related to the elimination of inception-to-date information and clarify how entities should disclosure the risks and uncertainties related to their activities. Accordingly, the Company has removed the inception to date information and all references to development stage. The adoption of the update has no impact on the Company's financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: the amendment provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early application is permitted. The Company will assess the impact of the ASU at the time of adoption.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Loss per Share

The Company has adopted ASC 260, “Earnings Per Share”, (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not commenced material operations, has not generated any revenues and has sustained net losses since inception. These factors among others raise a substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The ability of the Company to continue as a going concern upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to the above mentioned, management intends to raise additional funds through public or private placement offerings, and related party loans.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013

Income tax expense at statutory rate	$(12,791)	$(6,986)
Change in valuation allowance	12,791	6,986
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2014 are as follows:

	December 31,
	2014	2013

Net Operating Loss	$19,777	$6,986
Valuation allowance	(19,777)	(6,986)
Net deferred tax asset	$-	$-

The Company has $58,168 of net operating losses (“NOL”) carried forward to offset taxable income in future years. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOL because it is not more likely than not that the deferred tax asset will be realized.

NOTE 5 - SHAREHOLDER’S EQUITY

Authorized Stock

The Company has authorized 250,000,000 common shares with a par value of $0.0035 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

Since inception (December 23, 2011), the Company has issued to the sole officer and director a total of 2,400,000 common shares in consideration of $31,200 which was paid on September 27, 2013.

In May 2014, The Company issued 144,000 common shares to new shareholders in consideration for $36,000, pursuant to the registration statement filed under Form S-1/A of the Securities Act of 1933.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

Our Director holds office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officer is appointed by our Board of Directors and holds office until the earlier of their death, retirement, resignation, or removal.

Our officer and Director and her age and position is as follows:

Name	Age	Position(s)
Dina Yafe	29	President, Treasurer, Chief Financial Officer,
		Chief Executive Officer and Chairman of Board

Ms. Yafe is the person named above has held her office/position since December 25, 2011 and is expected to hold office/position at least until the next annual meeting of our shareholders.

Dina Yafe

Dina Yafe experience includes Architectural Engineering and real estate management. From 2006-2011 she was employed at Ledarim a real estate management company and architectural and interior design firm. Mrs. Yafe studied Architectural Engineering from 2005-2007 and was part of several public works projects including the city library as well as a higher education facility in Bnei Brak. Ms. Yafe has not held any position in a public company prior to the date of this Registration Statement.

Conflicts of Interest

At the present time, the Company does not foresee any direct conflict between Mrs. Yafe’s other business interests and her involvement in ISI.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors, or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Shalom is uniquely suited to fulfill both positions of responsibility because he possesses management experience, technical experience, and financial experience.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Director has the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with our executive or Director.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11. EXECUTIVE COMPENSATION

We have not paid, nor do we owe, any compensation to our executive officer for the year ending December 31, 2014. From inception through December 31, 2014, we have not paid any compensation to our officer.

As of December 31, 2014, we had no employment agreements with any of our executive officer or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no current arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2014, there were no employment or other contracts or arrangements with our officer or Director. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officer, Director or consultants that would result from the resignation, retirement or any other termination of such Director, officer or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of March 30, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common shares, as well as by our current Director and executive officer.  Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

The percentages below are calculated based on 2,544,000 shares of our common stock issued and outstanding as of March 30, 2015. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Ownership	Percentage of Ownership Assuming all of the Shares are Sold

Common Stock	Dina Yafe	2,400,000	94%

	All Officer and Director as a Group (1 person)	2,400,000	94%

________________

(1)	Based on 2,544,000 common shares outstanding.
(2)	The address for our officer is 30 Agasi St., Jerusalem Israel.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On December 7, 2011, we issued a total of 2,400,000 common shares to Ms. Dina Yafe our sole Officer and Director, for total cash consideration of $31,200. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Ms Dina Yafe , who are non-U.S. citizens, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Our officer and Director may be considered promoters of the Registrant due to their participation in and management of the business since its incorporation.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that either of our directors currently meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the year ended December 31,
	2014	2013
Audit Fees	$9,500	$5,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Notes:

(1) Since inception, the principal accountants of the Company have been Ziv Haft, Certified Public Accountants (Isr.), BDO Member Firm.

Since incorporation and as of the fiscal year ended December 31, 2014, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dina Yafe

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dina Yafe

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTRIDE, INC. (Registrant)

Dated: March 30, 2015	By:	/s/ Dina Yafe
	Name:	Dina Yafe
	Title:	President, Chief Executive and Financial Officer (Principal Executive and Financial Officer), Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2015	By:	/s/ Dina Yafe
	Name:	Dina Yafe
	Title:	President, Chief Executive and Financial Officer (Principal Executive and Financial Officer), Treasurer and Director

